Form 10-Q
period 2018-03-31
Fraud Protection Network, Inc.
filed 2018-05-25
CIK 1580276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 333-222586

Fraud Protection Network, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-0730562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 E. Hallendale Beach Blvd., Suite 404, Hallendale Beach, FL 33009

(Address of principal executive offices, including zip code)

(855) 203-0683

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

 If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, on May 23, 2018, which is the latest practical date prior to the filing of this report, was 10,000,000 shares.

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

“Fraud Protection Network”, “FPN”, “we”, “our”, and the “Company” refer to Fraud Protection Network, Inc., a Florida corporation;

“Common Stock” refers to the common stock, $.001 par value per share, of Fraud Protection Network, Inc.;

“U.S. GAAP” refers to accounting principles generally accepted in the United States of America;

“SEC” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2018” refers to our fiscal year ending December 31, 2018; and

“Fiscal 2017” refers to our fiscal year ended December 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

FRAUD PROTECTION NETWORK, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(As Restated -
		See Note 2)
Assets

Current assets:
Cash	$15,734	$179,675
Accounts receivable	73,713	32,069
Deferred costs	14,944	12,276
Prepaid expenses and other current assets	67,681	37,594

Total current assets	172,072	261,614

Property and equipment, net	115,726	120,921
Software development costs, net	222,983	195,251
Investment in joint venture	115,734	116,463
Other assets	2,430	2,430

Total assets	$628,945	$696,679

Liabilities and shareholders' deficit

Current liabilities:
Accounts payable	$307,153	$145,523
Accrued expenses and other current liabilities	75,501	112,663
Deferred revenues	63,142	48,816
Convertible notes payable, current	1,580,000	1,430,000
Total current liabilities	2,025,796	1,737,002

Commitments and contingencies - See Note 8

Shareholders' deficit:

Preferred stock, par value $0.001 per share; 1,000,000 shares authorized;
1,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001 per share; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding
at December 31, 2017 and 2016, respectively	10,000	10,000
Additional paid-in capital	4,542,603	4,518,914
Accumulated deficit	(5,954,454)	(5,574,237)

Total shareholders' deficit	(1,396,851)	(1,040,323)

Total liabilities and shareholders' deficit	$628,945	$696,679

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

Net revenues	$327,875	$16,855

Operating expenses:
Sales and marketing	128,613	3,878
Data	145,190	39,612
Technology and software maintenance	45,512	30,218
General and administrative	315,188	201,421
Depreciation and amortization	26,907	14,060
Total operating expenses	661,410	289,189

Operating loss	(333,535)	(272,334)

Other expense
Interest expense	(46,682)	(29,617)
Total other expense	(46,682)	(29,617)

Loss before income taxes	(380,217)	(301,951)

Provision for income taxes	—	—

Net loss	$(380,217)	$(301,951)

Loss per share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of common
shares outstanding:
Basic and diluted	10,000,000	9,842,444

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	1,000,000	$5,000	10,000,000	$10,000	$4,518,914	$(5,546,902)	$(1,012,988)

Cumulative effect of change in accounting upon adoption of ASC 606	—	—	—	—	—	(27,335)	(27,335)

Balance - December 31, 2017 (As Restated)	1,000,000	5,000	10,000,000	10,000	4,518,914	(5,574,237)	(1,040,323)

Share-based compensation	—	—	—	—	23,689	—	23,689

Net loss	—	—	—	—	—	(380,217)	(380,217)

Balance - March 31, 2018	1,000,000	$5,000	10,000,000	$10,000	$4,542,603	$(5,954,454)	$(1,396,851)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(380,217)	$(301,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,907	14,061
Share-based compensation	23,689	—
Changes in operating assets and liabilities:
Accounts receivable	(41,644)	—
Deferred costs	(2,668)	—
Prepaid expenses and other current assets	(30,087)	(10,360)
Accounts payable	161,630	20,331
Accrued expenses and other current liabilities	(37,162)	(60,088)
Deferred revenues	14,326	2,302
Net cash used in operating activities	(265,226)	(335,706)
Cash flows from investing activities:
Purchases of property and equipment	(3,920)	(11,007)
Investment return in joint venture	729	—
Software development costs capitalized	(45,524)	(31,579)
Net cash used in investing activities	(48,715)	(42,586)
Cash flows from financing activities:
Advances from related party	40,000	—
Repayments of advances from related party	(40,000)	—
Proceeds from sale of treasury shares	—	112,500
Proceeds from issuance of convertible notes	150,000	60,000
Liability for stock to be issued	—	40,000
Net cash provided by financing activities	150,000	212,500
Net decrease in cash	(163,941)	(165,792)
Cash at beginning of period	179,675	172,769
Cash at end of period	$15,734	$6,977
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,969	$28,132
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Treasury shares issued to settle liability for shares to be issued	$—	$200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 OVERVIEW

Fraud Protection Network, Inc. (the “Company”, “us”, “we” or “our”) offers a diverse portfolio of credit and identity solutions, both direct-to-consumers as well as to enterprise customers. We obtained Experian’s Independent Third-Party Assessment (EI3PA) Level I certification in 2014. We continue to maintain this security level with annual third-party audits and have also been recognized by Experian as an Authorized Technical Provider.  The Company’s consumer services include Resident-Link, RapID PRO™ and RentConnect. The Company’s enterprise solutions include Credit PreScreening, Loan PreQualification, software development, and EI3PA hosting services. The Company’s customers are located in the United States.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have sustained a net loss of $380,217 and have used $265,226 of cash in our operating activities during the three months ended March 31, 2018.  As of March 31, 2018, we had $15,734 of cash on hand, a stockholders’ deficit of $5,954,454 and a working capital deficit of $1,853,724. While management expects operating trends to continue to improve over the course of 2018, the Company’s ability to continue as a going concern is contingent on implementing its business plan and, if needed, securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing in February 2017, the Company launched its Resident-Link platform, which grew quickly and became a significant revenue stream for 2017 and remains the largest revenue stream for the first quarter of 2018. In May 2017, the Company launched its Credit PreScreening and Loan PreQualification platforms as well. Management has focused its efforts on these revenue streams, which we expect will increase the amount of gross profits from operations going forward. During the three months ended March 31, 2018, the Company received proceeds of $150,000 from the issuance of a convertible promissory note (See Note 6). Subsequent to March 31, 2018, the Company received aggregate gross proceeds of $500,000 from the issuance of additional convertible promissory notes (See Note 11).

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on March 31, 2018. The Company’s future existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of indebtedness, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 2 ACCOUNTING POLICIES

Use of Estimates

The preparation of our condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Significant estimates in the accompanying condensed financial statements include the allowance for doubtful accounts, depreciable lives and valuation of property and equipment, amortization periods and the valuation of capitalized software costs, deferred revenues and deferred costs, share-based compensation, fair value of financial instruments, income taxes and the valuation allowance on deferred tax assets, and contingent liabilities.

FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the condensed financial statements reflect all adjustments (consisting of normal recurring adjustments, reclassifications and non-recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented herein, but are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Form S-1/A, as filed with the SEC on April 30, 2018. The December 31, 2017 balance sheet is derived from those audited financial statements.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

Share-Based Compensation Expense

Share-based compensation expense is measured at the grant-date fair value of the award and is expensed over the requisite service period. For employee share-based awards, the grant-date fair value of the award is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. For non-employee stock-based awards, the Company calculates the grant-date fair value of the award in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the share-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each period. Options to purchase 500,000 and 0 common shares and convertible debt of $1,580,000 and $912,500 (convertible into 1,264,000 and 730,000 common shares) were outstanding at March 31, 2018 and 2017, respectively, but were not included in the computation of diluted loss per share because the effects would have been anti-dilutive. The options and convertible debt are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company adopted ASU 2014-09 in the first quarter of 2018 utilizing the modified retrospective approach. The impact of this standard relates to our accounting for a set-up fee that is charged only to Resident-Link customers electing our baseline subscription package. Specifically, the set-up fees collected are now deferred and recognized pro rata over the expected term of the subscription. Revenue from all other products and services remains substantially unchanged. Adoption of the standard using the modified retrospective method required us to restate our December 31, 2017 balance sheet with an increase in deferred revenues of $27,335 and a corresponding increase in our accumulated deficit.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on its financial statements. The Company expects that it will recognize right-of-use assets and related obligations on its balance sheet upon adoption.

NOTE 3         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	March 31,	December 31,
	2018	2017
Furniture, computers and equipment	$261,875	$257,956
Leasehold improvements	2,700	2,700
Property and equipment, cost	264,575	260,656
Less: accumulated depreciation	(148,849)	(139,735)
Property and equipment, net	$115,726	$120,921

Depreciation and amortization expense was $9,114 and $4,873 for the three months ended March 31, 2018 and 2017, respectively.

FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4        SOFTWARE DEVELOPMENT COSTS

During the three months ended March 31, 2018 and 2017, the Company capitalized $45,524 and $31,579, respectively, relating to the development of multiple software platforms that utilize credit data for monitoring, lead generation and decisioning capabilities. These software products were developed internally and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Software development costs	$333,306	$287,782
Less: accumulated amortization	(110,323)	(92,531)
Software development costs, net	$222,983	$195,251

Amortization expense of software development costs for the three months ended March 31, 2018 and 2017 was $17,792 and $9,188, respectively.

The following is a schedule of estimated future amortization expense of capitalized software development costs at March 31, 2018:

Year Ending December 31,
2018	$78,811
2019	86,009
2020	48,875
2021	9,288
$222,983

NOTE 5        INVESTMENT IN JOINT VENTURE

During 2017, the Company entered into a joint venture agreement (the “JV Agreement”) with a customer for the development of a product designed to help consumers make better decisions regarding their credit.  Under the JV Agreement, the Company contributed certain legacy software and development services to the JV entity for a 32% interest, and the customer agreed to make a cash contribution (up to a maximum of $400,000) for the development of the online platform for a 68% interest.  The contributed intellectual property is included in Investment in joint venture on the accompanying balance sheet.  Under the JV Agreement, the Company and the joint venture entity entered into a hosting and development services agreement (the ''Services Agreement”) pursuant to which the Company receives fees for software development.  These fees are recognized as services are provided, net of the costs incurred, and net of the 32% ownership interest in the joint venture.  During the three months ended March 31, 2018 and 2017, the Company recognized software development revenue (net of its ownership interest of $729 and $0 in such revenues) under the Services Agreement of $1,577 and $0, respectively. Under the JV Agreement, the Company shall share in any future profits of the joint venture on the equity method based on its 32% ownership interest.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6        CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2018 and 2017, the Company issued one-year convertible promissory notes in exchange for aggregate cash proceeds of $150,000 and $60,000, respectively. The notes are convertible into shares of the Company’s common stock at any time from the date of issuance through the respective maturity date at the option of the holder at a fixed conversion price of $1.25 per share. The notes bear interest at rates ranging from 10% to 12% per annum and require quarterly interest payments through maturity.

Convertible notes payable consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Note payable - originating April 7, 2017; quarterly payments required; bearing interest at 12%; maturity date of April 7, 2018 [A]	$150,000	$150,000
Note payable - originating April 18, 2017; quarterly payments required; bearing interest at 10%; maturity date of April 18, 2018 [A]	100,000	100,000
Note payable - originating April 26, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of April 26, 2018 [A]	25,000	25,000
Note payable - originating May 2, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of May 2, 2018 [A]	12,500	12,500
Note payable - originating August 26, 2015; quarterly payments required; bearing interest at 13.33%; extended maturity date of May 26, 2018 [B]	12,500	12,500
Note payable - originating June 10, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of June 10, 2018	12,500	12,500
Note payable - originating July 18, 2017; quarterly payments required; bearing interest at 12%; maturity date of July 18, 2018	75,000	75,000
Note payable - originating April 27, 2016; quarterly payments required; bearing interest at 10%; maturity date of July 27, 2018	25,000	25,000
Note payable - originating September 22, 2017; quarterly payments required; bearing interest at 10%; maturity date of September 21, 2018	20,000	20,000
Note payable - originating October 1, 2017; quarterly payments required; bearing interest at 12%; maturity date of September 26, 2018	100,000	100,000
Note payable - originating September 28, 2017; quarterly payments required; bearing interest at 12%; maturity date of September 28, 2018	100,000	100,000
Note payable - originating August 28, 2015; quarterly payments required; bearing interest at 13.33%; extended maturity date of November 28, 2018	100,000	100,000
Note payable - originating December 15, 2017; quarterly payments required; bearing interest at 10%; maturity date of December 15, 2018	25,000	25,000
Note payable - originating October 1, 2015; monthly payments required; bearing interest at 13.33%; extended maturity date of February 1, 2019	600,000	600,000
Note payable - originating February 5, 2018; quarterly payments required; bearing interest at 10%; maturity date of February 5, 2019	150,000	—
Note payable - originating February 28, 2017; quarterly payments required; bearing interest at 12%; maturity date of February 28, 2019	60,000	60,000
Note payable - originating December 16, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of March 19, 2019	12,500	12,500
Total	1,580,000	1,430,000
Less: Current maturities	(1,580,000)	(1,430,000)
Amount due after one year	$—	$—

[A] - subsequent to March 31, 2018, note was extended for an additional 12 months.

[B] - note was in default from August 26, 2016 to February 26, 2018, at which time the note regained compliance.

 FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

During the three months ended March 31, 2018 and 2017, interest expense of $46,326 and $27,855, respectively, was recognized on outstanding convertible notes payable. As of March 31, 2018 and December 31, 2017, accrued interest payable was $20,641 and $20,928, respectively, which is included in accrued expenses and other current liabilities on the accompanying condensed balance sheet.

NOTE 7        SHAREHOLDERS’ DEFICIT

A. Share-Based Compensation

Stock Options

Effective March 6, 2018, the Company granted stock options to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share to its Chief Financial Officer, pursuant to an Employment Agreement. The stock options vest as follows: (i) 200,000 options vest in twelve equal monthly increments on the last calendar day of each month with the first vesting date being March 31, 2018, subject to continued employment on each applicable vesting date; and (ii) 300,000 options vest in thirty-six equal monthly increments on the last calendar day of each month with the first vesting date being March 31, 2018, subject to continued employment on each applicable vesting date.

The aggregate grant-date fair value of the stock options of $389,212 (weighted average grant-date fair value of $0.78 per option) was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three Months Ended
	March 31,
	2018	2017
Expected term (years)	4.0 - 4.5	n/a
Expected volatility	81.43%	n/a
Risk free interest rate	2.42 - 2.65%	n/a
Expected dividends	—	n/a
Estimated annual forfeiture rate	—	n/a

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. As the Company’s stock is not yet listed on any exchange, the expected volatility used is based on the historical price of a similar company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

The Company recognized compensation expense of $15,983 and $0 during the three months ended March 31, 2018 and 2017, respectively, for stock option awards in its condensed statements of operations.

As of March 31, 2018, there was $373,229 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 1.2 years.

 FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table summarizes stock option activity during the three months ended March 31, 2018:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	-	-
Granted	500,000	$ 1.25
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2018	500,000	$ 1.25	6.9	$ -

Exercisable, March 31, 2018	25,000	$ 1.25	6.9	$ -

Restricted Stock Awards

The Company recognized compensation expense of $7,706 and $0 during the three months ended March 31, 2018 and 2017, respectively, for restricted stock awards in its condensed statements of operations.

As of March 31, 2018, there was $21,490 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes restricted stock activity during the three months ended March 31, 2018:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, December 31, 2017	25,000	$ 1.25	$ 31,250
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2018	25,000	$ 1.25	$ 31,250

B. Treasury Stock

During the three months ended March 31, 2017, the Company’s Chief Executive Officer contributed 500,000 common shares to the Company. The Company recognized $564,846 of treasury stock with a corresponding increase in additional paid-in capital.

During the three months ended March 31, 2017, the Company sold an aggregate of 90,000 treasury shares in exchange for aggregate proceeds of $112,500.

In January 2017, 210,000 treasury shares were issued to settle the $200,000 liability for stock to be issued that existed at December 31, 2016.

In February 2017, the Company received proceeds of $40,000 for the sale of treasury shares, which were physically issued in August 2017. Accordingly, the proceeds were reflected as a liability for stock to be issued until August 2017.

 FRAUD PROTECTION NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8        COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective March 6, 2018, the Company entered into a three-year Employment Agreement with its Chief Financial Officer. The Employment Agreement provides for base cash salary and stock options.

NOTE 9        RELATED PARTY TRANSACTIONS

Consulting Arrangement

The Company utilizes the services of an entity owned by the father of the Company’s Chief Executive Officer, on an as needed basis. During the three months ended March 31, 2018 and 2017, the Company paid the entity $3,200 and $5,000, respectively, for services rendered. As of March 31, 2018 and December 31, 2017, there was no outstanding balance due to the entity.

Loans from Officer

During the three months ended March 31, 2018, the Company borrowed and repaid $40,000 from its Chief Executive Officer. The loans were non-interest bearing and due on demand.

NOTE 10        LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11        SUBSEQUENT EVENTS

During April 2018, the Company issued five (5) two-year convertible promissory notes in exchange for aggregate cash proceeds of $500,000. The notes are convertible into shares of the Company’s common stock at any time from the date of issuance through the maturity date in April 2020 at the option of the holder at a fixed conversion price of $1.25 per share. The notes bear interest at the rate of 10% per annum and require quarterly interest payments through maturity. As an inducement to enter into the convertible promissory notes, the holders were issued 5-year warrants to purchase an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring in April 2023. The fair value of the warrants and associated beneficial conversion right shall be treated as a discount to the face value of the promissory notes and amortized to interest expense over the original term of the convertible promissory notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2017 and notes thereto included in Form S-1/A, as filed with the SEC on April 30, 2018.  The following discussion and analysis compares our results of operations for the three months ended March 31, 2018 (the “2018 Quarter”) with those for the three months ended March 31, 2017 (the “2017 Quarter”).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

Fraud Protection Network, Inc. (“us”, “we”, “our” or the “Company”) offers a diverse portfolio of credit and identity solutions, both direct-to-consumers as well as to enterprise customers. We maintain our infrastructure and software at the highest security clearance required by any credit bureau, originally obtaining Experian’s Independent Third-Party Assessment (EI3PA) Level I certification in 2014. We continue to maintain this security level with annual third-party audits and have also been recognized by Experian as an Authorized Technical Provider. Our consumer services include Resident-Link, RapID PRO™ and RentConnect. Our enterprise solutions include Credit PreScreening, Loan PreQualification, software development, and EI3PA hosting services. Our customers are located in the United States.

We were incorporated in Florida on August 4, 2012 and our principal place of business is in Hallandale Beach, Florida.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in Form S-1/A for the year ended December 31, 2017, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the unaudited condensed financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Net revenues

Net revenues increased $311,020, or 1,845%, to $327,875 in the 2018 Quarter from $16,855 in the 2017 Quarter, resulting primarily from increased revenues from PreScreen Services by $146,327, Resident-Link by $144,034, and PreQual Solutions by $22,251. For 2018, we plan to continue to focus our efforts on increasing revenues derived from these three revenue streams as we believe these revenues shall continue to grow for the foreseeable future.

Sales and Marketing Expenses

Sales and marketing expenses increased $124,735, or 3,217%, to $128,613 in the 2018 Quarter from $3,878 in the 2017 Quarter, primarily due to the increase in revenues that occurred in the current year. In particular, referral fees and commissions increased by $102,865 and merchant fees increased by $19,394.

Data Expenses

Data expenses increased $105,578, or 267%, to $145,190 in the 2018 Quarter from $39,612 in the 2017 Quarter, primarily due to the increase in data purchased from a major credit repository and resulted from our increase in revenues.

Technology and Software Maintenance Expenses

Technology and software maintenance expenses increased $15,294, or 51%, to $45,512 in the 2018 Quarter from $30,218 in the 2017 Quarter, primarily due to the increased time spent by our programmers on maintenance of our various software platforms.

General and Administrative Expenses

General and administrative expenses increased $113,767, or 57%, to $315,188 in the 2018 Quarter from $201,421 in the 2017 Quarter, primarily due to professional fees increased by $29,001, share-based compensation increased by $23,689, payroll and related costs increased by $23,615, and insurance expenses increased by $11,175. General and administrative expenses during the 2018 Quarter consisted primarily of payroll and related costs, professional fees, share-based compensation, insurance, travel, and colocation services.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $12,847, or 91%, to $26,907 in the 2018 Quarter from $14,060 in the 2017 Quarter, primarily due to the commencement of amortization of our Resident-Link and Loan PreQualification software platforms in February 2017 and May 2017, respectively.

Interest Expense

Interest expense increased $17,065, or 58%, to $46,682 in the 2018 Quarter from $29,617 in the 2017 Quarter, primarily due to the receipt of proceeds from the issuance of convertible promissory notes payable, bearing interest from 10% to 12%, in the aggregate amount of $770,000 during the last nine months of 2017. At the holders’ option, the promissory notes can be converted into shares of our common stock at a conversion price of $1.25 per share.

Net Loss

We generated a net loss of $380,217 in the 2018 Quarter compared to a net loss of $301,951 in the 2017 Quarter. The increase in the net loss by $78,266 is primarily due to the increase in operating expenses by $372,221 and the increase in interest expense $17,065, partially offset by the increase in net revenues by $311,020.

Income Taxes

The Company generated a net loss of $380,217 in the 2018 Quarter. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance. As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from the change in the corporate income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(265,226)	$(335,706)
Net cash used in investing activities	(48,715)	(42,586)
Net cash provided by financing activities	150,000	212,500
Net decrease in cash	$(163,941)	$(165,792)

Net Cash Used in Operating Activities

Net cash used in operating activities in the 2018 Quarter resulted primarily from a net loss of $375,109, an increase in accounts receivable of $41,644, a decrease in accrued expenses and other current liabilities of $37,162 and an increase in prepaid expenses and other current assets of $30,087, partially offset by an increase in accounts payable by $161,630, depreciation and amortization of $26,907 and share-based compensation of $23,689.

Net cash used in operating activities in the 2017 Quarter resulted primarily from a net loss of $301,952 and a decrease in accrued expenses and other current liabilities of $60,088, partially offset by an increase in accounts payable of $20,331.

Net Cash Used in Investing Activities

Net cash used in investing activities in the 2018 Quarter resulted primarily from the capitalization of software development costs of $45,524.

Net cash used in investing activities in the 2017 Quarter resulted primarily from the capitalization of software development costs of $31,579.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the 2018 Quarter resulted from proceeds of $150,000 from the sale of a convertible promissory note.

Net cash provided by financing activities in the 2017 Quarter resulted from proceeds from the sale of treasury shares of $152,500 (of which $40,000 was for shares to be issued) and proceeds of $60,000 from the sale of a convertible promissory note.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is proceeds from issuances of debt and equity securities. The primary uses of cash are payroll and related expenses, data costs, referral fees and commissions, software development costs, and professional fees.

During 2018 to date, we issued convertible promissory notes in exchange for aggregate cash proceeds of $650,000. The notes are convertible into shares of our common stock at any time from the date of issuance through the respective maturity date at the option of the holder at a fixed conversion price of $1.25 per share. The notes bear interest at 10% per annum and require quarterly interest payments through maturity. As an inducement to enter into the April 2018 convertible promissory notes payable agreements, the holders were issued 5-year warrants to purchase an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring in April 2023. The fair value of the warrants and associated beneficial conversion right shall be treated as a discount to the face value of the promissory notes and amortized to interest expense over the original term of the convertible promissory notes.

Our existence is dependent upon management’s ability to grow our revenues and/or obtain additional funding. If our Board determines to raise capital and is unsuccessful and we are unable to increase revenues, we believe that we will need to reduce operating expenses or cease operations. There can be no assurance that our efforts will result in profitable operations or the resolution of our liquidity problems.

In their report dated April 16, 2018, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the year ended December 31, 2017 concerning our assumption that we will continue as a going concern. Our ability to continue as a going concern is an issue raised because of our recurring losses from operations and working capital deficit.

Required Capital Over the Next Fiscal Year

As of May 23, 2018, we had a cash balance of approximately $248,000. Given our current cash on hand and the growth in our revenues, we believe that we have sufficient cash to allow us to implement our long-term business plan. We plan to raise at least $500,000 during the remainder of 2018 to continue to fund operations.

Our cash balances are kept liquid to support our growing infrastructure needs. The majority of our cash is concentrated in large financial institutions.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 9 to the unaudited condensed financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Controls and Procedures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2018, we sold the following securities:

·	On February 5, 2018, we issued a one-year convertible promissory note in exchange for cash proceeds of $150,000. The note is convertible into shares of our common stock at any time from the date of issuance through the maturity date at the option of the holder at a fixed conversion price of $1.25 per share. The note bears interest at the rate of 10% per annum and requires quarterly interest payments through maturity.

·	On April 1, 2018 and April 2, 2018, we sold an aggregate of $500,000 of two-year promissory notes to five (5) persons. Each note bears interest at the rate of 10% per annum. The principal and interest due under the notes is convertible at the option of the holder into our common stock at the price of $1.25 per share in whole or in part at any time until the earlier of: (i) repayment of the note; or (ii) the maturity date of the notes. In connection with the purchase of these notes, we issued to the investors 125,000 five-year warrants to purchase shares of our common stock at the price of $2.50 per share. The warrants are exercisable at any time until April 2023.

The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  May 25, 2018

FRAUD PROTECTION NETWORK, INC.

By: /s/ Edward Margolin

Edward Margolin

Chief Executive Officer

(Principal Executive Officer)

By: /s/ David Hexter
David Hexter

Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Fraud Protection Network, Inc., 2500 E. Hallandale Beach Blvd., Suite 404, Hallendale Beach, Florida 33009, Attention: Corporate Secretary.