Form 10-Q
period 2018-09-30
Fraud Protection Network, Inc.
filed 2018-11-05
CIK 1580276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 333-222586

Fraud Protection Network, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-0730562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 E. Hallandale Blvd., Suite 404 Hallandale Beach, Florida	33009
(Address of principal executive offices)	(Zip Code)

(855) 203-0683

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, on November 2, 2018, which is the latest practical date prior to the filing of this report, was 10,379,567 shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) including statements regarding our liquidity, anticipated capital asset requirements, and plans regarding increasing our revenues. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

2

FRAUD PROTECTION NETWORK, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(As Restated -
		See Note 2)
Assets

Current assets:
Cash	$30,615	$179,675
Accounts receivable	156,326	32,069
Deferred costs	19,270	12,276
Prepaid expenses and other current assets	26,268	37,594
Total current assets	232,479	261,614

Property and equipment, net	104,464	120,921
Software development costs, net	276,250	195,251
Investment in joint venture	115,734	116,463
Other assets	2,430	2,430
Total assets	$731,357	$696,679

Liabilities and shareholders' deficit

Current liabilities:
Accounts payable	$554,005	$145,523
Accrued expenses and other current liabilities	84,238	112,663
Deferred revenues	87,777	48,816
Convertible notes payable, current	1,305,000	1,430,000
Total current liabilities	2,031,020	1,737,002

Long-term liabilities:
Convertible notes payable, non-current (net of unamortized debt discount
of $61,855)	438,145	-
Total liabilities	2,469,165	1,737,002

Commitments and contingencies - See Note 8

Shareholders' deficit:

Preferred stock, par value $0.001 per share; 1,000,000 shares authorized;
1,000,000 shares issued and outstanding	5,000	5,000
Common stock, par value $0.001 per share; 50,000,000 shares authorized;
10,379,567 and 10,000,000 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively	10,380	10,000
Additional paid-in capital	5,339,231	4,518,914
Accumulated deficit	(7,092,419)	(5,574,237)
Total shareholders' deficit	(1,737,808)	(1,040,323)

Total liabilities and shareholders' deficit	$731,357	$696,679

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$491,333	$334,948	$1,294,446	$419,346

Operating expenses:
Sales and marketing	201,679	42,694	496,660	57,683
Data	202,440	48,094	616,701	194,909
Technology and software maintenance	39,901	57,108	136,947	136,373
General and administrative	451,714	293,296	1,304,758	771,271
Depreciation and amortization	26,534	26,571	80,263	62,729
Total operating expenses	922,268	467,763	2,635,329	1,222,965

Operating loss	(430,935)	(132,815)	(1,340,883)	(803,619)

Other income (expense):
Interest income	9	-	583	-
Interest expense	(63,066)	(50,346)	(177,882)	(122,291)
Total other expense, net	(63,057)	(50,346)	(177,299)	(122,291)

Loss before income taxes	(493,992)	(183,161)	(1,518,182)	(925,910)

Provision for income taxes	-	-	-	-

Net loss	$(493,992)	$(183,161)	$(1,518,182)	$(925,910)

Loss per share:
Basic and diluted	$(0.05)	$(0.02)	$(0.15)	$(0.10)

Weighted average number of common
shares outstanding:
Basic and diluted	10,364,350	9,680,527	10,147,490	9,661,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	1,000,000	$5,000	10,000,000	$10,000	$4,518,914	$(5,546,902)	$(1,012,988)

Cumulative effect of change in accounting upon adoption of ASC 606	-	-	-	-	-	(27,335)	(27,335)

Balance - December 31, 2017 (As Restated)	1,000,000	5,000	10,000,000	10,000	4,518,914	(5,574,237)	(1,040,323)

Warrants issued in conjunction with convertible promissory notes	-	-	-	-	82,255	-	82,255

Convertible debt converted into common shares	-	-	236,000	236	294,764	-	295,000

Common shares and warrants sold through private placement	-	-	140,000	140	209,860	-	210,000

Common shares and warrants issued to settle accounts payable	-	-	3,567	4	5,346	-	5,350

Share-based compensation	-	-	-	-	228,092	-	228,092

Net loss	-	-	-	-	-	(1,518,182)	(1,518,182)

Balance - September 30, 2018	1,000,000	$5,000	10,379,567	$10,380	$5,339,231	$(7,092,419)	$(1,737,808)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRAUD PROTECTION NETWORK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,518,182)	$(925,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,263	62,729
Share-based compensation	228,092	-
Amortization of debt discount	20,400	-
Earnings from non-monetary transfer to joint venture	-	(136,842)
Changes in operating assets and liabilities:
Accounts receivable	(124,257)	(19,248)
Deferred costs	(6,994)	(9,383)
Prepaid expenses and other current assets	11,326	-
Accounts payable	413,832	39,094
Accrued expenses and other current liabilities	(28,425)	(46,559)
Deferred revenues	38,961	102,349
Net cash used in operating activities	(884,984)	(933,770)

Cash flows from investing activities:
Purchases of property and equipment	(10,448)	(60,260)
Investment return in joint venture	729	2,773
Software development costs capitalized	(134,357)	(95,572)
Net cash used in investing activities	(144,076)	(153,059)

Cash flows from financing activities:
Advances from related party	40,000	-
Repayments of advances from related party	(40,000)	(10,000)
Proceeds from sale of treasury shares	-	386,875
Proceeds from issuance of convertible notes	670,000	705,000
Procceds from issuance of common stock and warrants	210,000	-
Net cash provided by financing activities	880,000	1,081,875

Net decrease in cash	(149,060)	(4,954)
Cash at beginning of period	179,675	172,769

Cash at end of period	$30,615	$167,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,179	$98,506
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Convertible debt converted into common shares	$295,000	$-
Warrants issued in conjunction with convertible promissory notes;
(warrants treated as debt discount)	$82,255	$-
Common stock and warrants issued to settle accounts payable	$5,350	$-
Treasury shares issued to settle liability for shares to be issued	$-	$200,000
Treasury shares to be issued upon conversion of notes payable	$-	$240,000

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements, we have sustained a net loss of $1,518,182 and have used $884,984 of cash in our operating activities during the nine months ended September 30, 2018. As of September 30, 2018, we had $30,615 of cash on hand, a stockholders’ deficit of $1,737,808 and a working capital deficit of $1,798,541. While management expects operating trends to continue to improve over the rest of 2018, the Company’s ability to continue as a going concern is contingent on implementing its business plan and, if needed, securing additional debt or equity financing from outside investors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to continue to implement its business plan and to fund operations by raising additional capital through the issuance of debt and equity securities. Commencing in February 2017, the Company launched its Resident-Link platform, which grew quickly and became a significant revenue stream for 2017. In May 2017, the Company launched its Credit PreScreening and Loan PreQualification platforms as well. Management has focused its efforts on these three revenue streams, which we expect will increase the amount of gross profits from operations going forward. During the nine months ended September 30, 2018, the Company received proceeds of $670,000 from the issuance of convertible promissory notes (See Note 6) and $210,000 from the issuance of Units (consisting of common shares and warrants) (See Note 7). Subsequent to September 30, 2018, the Company received gross proceeds of $50,000 from the issuance of a promissory note and $160,000 from the sale of future cash receipts (See Note 12).

The estimated costs of operations while we ramp up our revenues is substantially greater than the amount of funds we had available on September 30, 2018. The Company’s future existence is dependent upon management’s ability to implement its business plan and/or obtain additional funding. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. Even if the Company is able to obtain additional financing, it may include undue restrictions on our operations in the case of indebtedness, or cause substantial dilution for our stockholders in the case of equity financing. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of September 30, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each period. The following table summarizes common stock equivalents at September 30, 2018 and 2017, respectively. Common stock equivalents were not included in the computation of diluted loss per share for the periods presented because the effects would have been anti-dilutive. Common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended
	September 30,
	2018	2017
Options	500,000	-
Warrants	260,892	-
Convertible notes payable	1,441,333	1,054,000
Total potentially dilutive shares	2,202,225	1,054,000

Reclassifications

Certain amounts in the accompanying 2017 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications had no effect on previously reported results.

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

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Furniture, computers and equipment	$268,404	$257,956
Leasehold improvements	2,700	2,700
Property and equipment, cost	271,104	260,656
Less: accumulated depreciation	(166,640)	(139,735)
Property and equipment, net	$104,464	$120,921

Depreciation and amortization expense was $8,760 and $7,982 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense was $26,905 and $19,091 for the nine months ended September 30, 2018 and 2017, respectively.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 SOFTWARE DEVELOPMENT COSTS

During the nine months ended September 30, 2018 and 2017, the Company capitalized $134,357 and $95,573, respectively, relating to the development of multiple software platforms that utilize credit data for monitoring, lead generation and decisioning capabilities. These software products were developed internally and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Software development costs	$422,139	$287,782
Less: accumulated amortization	(145,889)	(92,531)
Software development costs, net	$276,250	$195,251

Amortization expense of software development costs for the three months ended September 30, 2018 and 2017 was $17,773 and $18,589, respectively. Amortization expense of software development costs for the nine months ended September 30, 2018 and 2017 was $53,358 and $43,639, respectively.

The following is a schedule of estimated future amortization expense of capitalized software development costs at September 30, 2018:

Year Ending December 31,
2018 (Remainder of Year)	$32,073
2019	115,620
2020	78,486
2021	50,071
$276,250

NOTE 5 INVESTMENT IN JOINT VENTURE

During 2017, the Company entered into a joint venture agreement (the “JV Agreement”) with a customer for the development of a product designed to help consumers make better decisions regarding their credit. Under the JV Agreement, the Company contributed certain legacy software and development services to the JV entity for a 32% interest, and the customer agreed to make a cash contribution (up to a maximum of $400,000) for the development of the online platform for a 68% interest. The contributed intellectual property is included in Investment in joint venture on the accompanying balance sheet. Under the JV Agreement, the Company and the joint venture entity entered into a hosting and development services agreement (the ''Services Agreement”) pursuant to which the Company receives fees for software development. These fees are recognized as services are provided, net of the costs incurred, and net of the 32% ownership interest in the joint venture. During the three months ended September 30, 2018 and 2017, the Company recognized software development revenue under the Services Agreement of $0. During the nine months ended September 30, 2018 and 2017, the Company recognized software development revenue (net of its ownership interest of $729 and $0 in such revenues) under the Services Agreement of $1,577 and $142,850, respectively. Under the JV Agreement, the Company shall share in any future profits of the joint venture on the equity method based on its 32% ownership interest.

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

On June 6, 2018, certain holders of the Company’s convertible promissory notes converted an aggregate of $295,000 of their convertible notes into 236,000 shares of the Company’s common stock, at a conversion price of $1.25 per share. Upon conversion, all accrued interest on the converted promissory notes was paid in cash (See Note 7).

On August 1, 2018, the Company issued a one-year convertible promissory notes in exchange for cash proceeds of $20,000. The note is convertible into shares of the Company’s common stock at any time from the date of issuance through the maturity date on August 1, 2019 at the option of the holder at a fixed conversion price of $1.50 per share. The note bears interest at the rate of 10% per annum and requires quarterly interest payments through maturity.

During the nine months ended September 30, 2017, the Company issued one-year convertible promissory notes in exchange for aggregate cash proceeds of $705,000. The notes are convertible into shares of the Company’s common stock at any time from the date of issuance through the respective maturity date at the option of the holder at a fixed conversion price of $1.25 per share. The notes bear interest at rates ranging from 10% to 12% per annum and require quarterly interest payments through maturity.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Convertible notes payable consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Note payable - originating June 10, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of June 10, 2018 [A]	$-	$12,500
Note payable - originating September 22, 2017; quarterly payments required; bearing interest at 10%; maturity date of September 21, 2018 [A]	-	20,000
Note payable - originating October 1, 2017; quarterly payments required; bearing interest at 12%; maturity date of September 26, 2018 [A]	-	100,000
Note payable - originating September 28, 2017; quarterly payments required; bearing interest at 12%; maturity date of September 28, 2018 [A]	-	100,000
Note payable - originating August 28, 2015; quarterly payments required; bearing interest at 13.33%; extended maturity date of November 28, 2018	100,000	100,000
Note payable - originating December 15, 2017; quarterly payments required; bearing interest at 10%; maturity date of December 15, 2018	25,000	25,000
Note payable - originating October 1, 2015; interest due at maturity; bearing interest at 13.33%; extended maturity date of February 1, 2019	600,000	600,000
Note payable - originating February 5, 2018; quarterly payments required; bearing interest at 10%; maturity date of February 5, 2019	150,000	-
Note payable - originating February 28, 2017; quarterly payments required; bearing interest at 12%; maturity date of February 28, 2019	60,000	60,000
Note payable - originating December 16, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of March 19, 2019 [A]	-	12,500
Note payable - originating April 7, 2017; quarterly payments required; bearing interest at 12%; extended maturity date of April 7, 2019	150,000	150,000
Note payable - originating April 18, 2017; quarterly payments required; bearing interest at 10%; extended maturity date of April 18, 2019	100,000	100,000
Note payable - originating April 26, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of April 26, 2019 [A]	-	25,000
Note payable - originating May 2, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of May 2, 2019 [A]	-	12,500
Note payable - originating August 26, 2015; quarterly payments required; bearing interest at 13.33%; extended maturity date of May 26, 2019 [A,B]	-	12,500
Note payable - originating July 18, 2017; quarterly payments required; bearing interest at 12%; extended maturity date of July 18, 2019	75,000	75,000
Note payable - originating April 27, 2016; quarterly payments required; bearing interest at 10%; extended maturity date of July 27, 2019	25,000	25,000
Note payable - originating August 1, 2018; quarterly payments required; bearing interest at 10%; maturity date of August 1, 2019	20,000	-
Note payable - originating April 1, 2018; quarterly payments required; bearing interest at 10%; maturity date of April 1, 2020	50,000	-
Note payable - originating April 1, 2018; quarterly payments required; bearing interest at 10%; maturity date of April 1, 2020	100,000	-
Note payable - originating April 2, 2018; quarterly payments required; bearing interest at 10%; maturity date of April 2, 2020	50,000	-
Note payable - originating April 2, 2018; quarterly payments required; bearing interest at 10%; maturity date of April 2, 2020	250,000	-
Note payable - originating April 2, 2018; quarterly payments required; bearing interest at 10%; maturity date of April 2, 2020	50,000	-
Total convertible notes payable, gross	1,805,000	1,430,000
Less: Debt discount	(61,855)	-
Total convertible notes payable, net	1,743,145	1,430,000
Less: Current maturities	(1,305,000)	(1,430,000)
Net amount due after one year	$438,145	$-

[A] - note converted into common shares in June 2018.
[B] - note was in default from August 26, 2016 to February 26, 2018, at which time the note regained compliance.

During the three months ended September 30, 2018 and 2017, interest expense of $62,692 (includes $10,353 of amortization of debt discount) and $42,466, respectively, was recognized on outstanding convertible notes payable. During the nine months ended September 30, 2018 and 2017, interest expense of $176,776 (includes $20,401 of amortization of debt discount) and $113,677, respectively, was recognized on outstanding convertible notes payable. As of September 30, 2018 and December 31, 2017, accrued interest payable was $32,230 and $20,928, respectively, which is included in accrued expenses and other current liabilities on the accompanying condensed balance sheet.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7 SHAREHOLDERS’ DEFICIT

Common Stock

In June 2018, the Company began its efforts to raise up to $990,000 from a private placement, to accredited investors, of up to 66 Units at a price of $15,000 per Unit, each Unit consisting of: (i) 10,000 shares of the Company's common stock; and (ii) 2,500 five-year warrants to purchase shares of common stock at an exercise price of $2.50 per share. From commencement of the offering through September 30, 2018, the Company sold 14 Units (comprising 140,000 common shares and 35,000 five-year warrants to purchase shares of common stock at an exercise price of $2.50 per share) to various investors for gross proceeds of $210,000.

On June 6, 2018, certain holders of the Company’s convertible promissory notes converted an aggregate of $295,000 of their convertible notes into 236,000 shares of the Company’s common stock, at a conversion price of $1.25 per share. Upon conversion, all accrued interest on the converted promissory notes was paid in cash (See Note 6).

On June 27, 2018, the Company issued 3,567 common shares and 892 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 per share to settle $5,350 of accounts payable owed to the Company’s Chief Financial Officer for services performed prior to becoming an officer of the Company.

Treasury Stock

In January 2017, 210,000 treasury shares were issued to settle the $200,000 liability for stock to be issued that existed at December 31, 2016.

In February 2017, the Company received proceeds of $40,000 for the sale of treasury shares, which were physically issued in August 2017. Accordingly, the proceeds were reflected as a liability for stock to be issued until August 2017.

During the nine months ended September 30, 2017, the Company’s Chief Executive Officer contributed 500,000 common shares to the Company. The Company recognized $564,846 of treasury stock with a corresponding increase in additional paid-in capital.

During the nine months ended September 30, 2017, the Company sold an aggregate of 309,500 treasury shares in exchange for aggregate proceeds of $386,875.

Warrants

In addition to the warrants issued with shares of common stock (see above), on June 1, 2018, as part of a consulting agreement, the Company issued to a consultant seven-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.65 per share, which vest monthly over a 12-month period. Accordingly, the Company has recognized share-based compensation of $43,635 and $71,736 for the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, the Company issued five (5) two-year convertible promissory notes and an aggregate of 125,000 5-year warrants to purchase common shares at an exercise price of $2.50 per share in exchange for aggregate cash proceeds of $500,000. The fair value of the warrants of $82,255 is treated as debt discount that is being amortized over the term of the promissory notes (See Note 6).

The following table summarizes warrant activity during the nine months ended September 30, 2018:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	-	-
Granted	260,892	$2.17
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2018	260,892	$2.17	5.4	$-

Exercisable, September 30, 2018	194,225	$2.35	4.9	$-

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The aggregate grant-date fair value of the stock options of $389,212 (weighted average grant-date fair value of $0.78 per option) was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Nine Months Ended
	September 30,
	2018	2017
Expected term (years)	4.0 - 4.5	n/a
Expected volatility	81.43%	n/a
Risk free interest rate	2.42 - 2.65%	n/a
Expected dividends	-	n/a
Estimated annual forfeiture rate	-	n/a

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

The Company recognized compensation expense of $58,819 and $0 for the three months ended September 30, 2018 and 2017 and $132,982 and $0 during the nine months ended September 30, 2018 and 2017, respectively, for stock option awards in its condensed statements of operations.

As of September 30, 2018, there was $256,230 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity during the nine months ended September 30, 2018:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	-	-
Granted	500,000	$1.25
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2018	500,000	$1.25	6.4	$125,000

Exercisable, September 30, 2018	175,000	$1.25	6.4	$43,750

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company recognized compensation expense of $7,877 and $0 for the three months ended September 30, 2018 and 2017 and $23,374 and $0 during the nine months ended September 30, 2018 and 2017, respectively, for restricted stock awards in its condensed statements of operations.

As of September 30, 2018, there was $5,822 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes restricted stock activity during the nine months ended September 30, 2018:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, December 31, 2017	25,000	$1.25	$31,250
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, September 30, 2018	25,000	$1.25	$31,250

NOTE 8 COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective March 6, 2018, the Company entered into a three-year Employment Agreement with its Chief Financial Officer. The Employment Agreement provides for base cash salary and stock options.

Consulting Agreement

Effective June 1, 2018, the Company entered into a one-year consulting agreement with a consultant whereby the consultant shall provide strategic investor relations to the Company in exchange for: (i) a monthly retainer of $5,500 (subsequently reduced to $1,500 effective July 1, 2018); and (ii) 100,000 seven-year warrants to purchase common shares at an exercise price of $1.65 per share, which vest monthly over a 12-month period.

FRAUD PROTECTION NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 RELATED PARTY TRANSACTIONS

Consulting Arrangement

The Company utilizes the services of an entity owned by the father of the Company’s Chief Executive Officer, on an as needed basis. During the nine months ended September 30, 2018 and 2017, the Company paid the entity $5,245 and $6,330, respectively, for services rendered. As of September 30, 2018 and December 31, 2017, there was no outstanding balance due to the entity.

Loans from Officer

During the nine months ended September 30, 2018 and 2017, the Company borrowed $40,000 and $0 from its Chief Executive Officer and repaid $40,000 and $10,000, respectively, of amounts previously borrowed. The loans were non-interest bearing and due on demand. As of September 30, 2018 and December 31, 2017, there was no outstanding balance due to the Chief Executive Officer for loans.

NOTE 10 LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11 DEFINED CONTRIBUTION PLAN

On July 1, 2018, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age and have completed two months of service with us are generally eligible to participate in the plan. Participants may make pre-tax contributions to the plan from their eligible earnings up to the annual maximum amounts as set periodically by the Internal Revenue Service. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 0% of a participant's eligible compensation. Our contributions would be allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $0 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively.

NOTE 12 SUBSEQUENT EVENTS

On October 6, 2018, the Company issued a four-month promissory note to a shareholder in exchange for cash proceeds of $50,000. The note has a maturity date of February 6, 2019. The note bears interest at the rate of 30% per annum and requires principal and interest to be paid at maturity.

On October 19, 2018, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “Agreement”) whereby the Company obtained an advance of $160,000 against future revenues of $219,200 (the “Purchased Amount”). On October 24, 2018, net proceeds of $158,400 were received (net of a 1% origination fee). The agreement requires weekly debits, every Wednesday, in the amount of $7,014 until the Purchased Amount has been paid. The Agreement is personally guaranteed by the Company’s Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2017 and notes thereto included in Form S-1/A, as filed with the SEC on April 30, 2018. The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2018 (the “2018 Quarter” and “2018 Period”, respectively) with those for the three and nine months ended September 30, 2017 (the “2017 Quarter” and “2017 Period”, respectively). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Net Revenues

Net revenues increased $156,385, or 47%, to $491,333 in the 2018 Quarter from $334,948 in the 2017 Quarter, resulting primarily from increased revenues from PreScreen Services by $167,065, Resident-Link by $103,972, and PreQual Solutions by $26,427, partially offset by decreased revenues from Software Development by $141,000. For the remainder of 2018, we plan to continue to focus our efforts on increasing revenues derived from Resident-Link, PreScreen Services and PreQual Solutions as we believe these revenues shall continue to grow for the foreseeable future.

Sales and Marketing Expenses

Sales and marketing expenses increased $158,985, or 372%, to $201,679 in the 2018 Quarter from $42,694 in the 2017 Quarter, resulting from the increase in revenues that occurred in the current year, primarily due to referral fees and commissions increased by $144,973 and salespeople compensation increased by $12,500.

Data Expenses

Data expenses increased $154,346, or 321%, to $202,440 in the 2018 Quarter from $48,094 in the 2017 Quarter, primarily due to the increase in data purchased from a major credit repository and resulted from our increase in revenues.

Technology and Software Maintenance Expenses

Technology and software maintenance expenses decreased $17,207, or 30%, to $39,901 in the 2018 Quarter from $57,108 in the 2017 Quarter, primarily due to decreased time spent by our programmers on maintenance of our various software platforms.

General and Administrative Expenses

General and administrative expenses increased $158,418, or 54%, to $451,714 in the 2018 Quarter from $293,296 in the 2017 Quarter, primarily due to non-cash share-based compensation increased by $110,330, payroll and related costs increased by $25,637, professional fees increased by $14,970 and insurance expenses increased by $11,124. General and administrative expenses during the 2018 Quarter consisted primarily of payroll and related costs, share-based compensation, professional fees, insurance, colocation services and telephone expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $37, or 0%, to $26,534 in the 2018 Quarter from $26,571 in the 2017 Quarter.

Other Income (Expense)

Other income (expense) increased $12,720, or 25%, to ($63,066) in the 2018 Quarter from ($50,346) in the 2017 Quarter, primarily due to increased interest expense resulting from the issuance of convertible promissory notes payable, bearing interest from 10% to 12%, in the aggregate amounts of $245,000 during the last four months of 2017 and $650,000 during the first six months of 2018, partially offset by the conversion of an aggregate of $295,000 of convertible promissory notes into 236,000 shares of common stock in the second quarter of 2018.

Net Loss

We generated a net loss of $493,992 in the 2018 Quarter compared to a net loss of $183,161 in the 2017 Quarter. The increase in the net loss by $310,831 is due to the increase in operating expenses by $454,505 and the increase in other income (expense) by $12,711, partially offset by the increase in net revenues by $156,385.

Income Taxes

The Company generated a net loss of $493,992 in the 2018 Quarter. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance. As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from the change in the corporate income tax rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Net Revenues

Net revenues increased $875,100, or 209%, to $1,294,446 in the 2018 Period from $419,346 in the 2017 Period, resulting primarily from increased revenues from PreScreen Services by $533,124, Resident-Link by $410,385, and PreQual Solutions by $69,928, partially offset by decreased revenues from Software Development by $130,493. For the remainder of 2018, we plan to continue to focus our efforts on increasing revenues derived from Resident-Link, PreScreen Services and PreQual Solutions as we believe these revenues shall continue to grow for the foreseeable future.

Sales and Marketing Expenses

Sales and marketing expenses increased $438,977, or 761%, to $496,660 in the 2018 Period from $57,683 in the 2017 Period, resulting from the increase in revenues that occurred in the current year, primarily due to referral fees and commissions increased by $378,432, merchant fees increased by $43,532 and salespeople compensation increased by $12,500.

Data Expenses

Data expenses increased $421,792, or 216%, to $616,701 in the 2018 Period from $194,909 in the 2017 Period, primarily due to the increase in data purchased from a major credit repository and resulted from our increase in revenues.

Technology and Software Maintenance Expenses

Technology and software maintenance expenses increased $574, or 0%, to $136,947 in the 2018 Period from $136,373 in the 2017 Period, primarily due to increased computer supplies and networking costs by $27,022, partially offset by decreased time spent by our programmers on maintenance of our various software platforms by $24,608.

General and Administrative Expenses

General and administrative expenses increased $533,487, or 69%, to $1,304,758 in the 2018 Period from $771,271 in the 2017 Period, primarily due to share-based compensation increased by $228,092, payroll and related costs increased by $110,018, professional fees increased by $107,363, insurance expenses increased by $33,105, travel costs increased by $25,985, telephone expense increased by $21,342 and consulting expense increased by $11,778. General and administrative expenses during the 2018 Period consisted primarily of payroll and related costs, share-based compensation, professional fees, insurance, colocation services, telephone expense, travel, rent, consulting expense and office supplies.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $17,534, or 28%, to $80,263 in the 2018 Period from $62,729 in the 2017 Period, primarily due to the commencement of amortization of our Resident-Link and Loan PreQualification software platforms in February 2017 and May 2017, respectively.

Other Income (Expense)

Other income (expense) increased $55,008, or 45%, to ($177,299) in the 2018 Period from ($122,291) in the 2017 Period, primarily due to increased interest expense resulting from the issuance of convertible promissory notes payable, bearing interest from 10% to 12%, in the aggregate amounts of $245,000 during the last four months of 2017 and $670,000 during the first nine months of 2018, partially offset by the conversion of an aggregate of $295,000 of convertible promissory notes into 236,000 shares of common stock in the second quarter of 2018.

Net Loss

We generated a net loss of $1,518,182 in the 2018 Period compared to a net loss of $925,910 in the 2017 Period. The increase in the net loss by $592,272 is due to the increase in operating expenses by $1,412,364 and the increase in other income (expense) by $55,008, partially offset by the increase in net revenues by $875,100.

Income Taxes

The Company generated a net loss of $1,518,182 in the 2018 Period. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance. As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from the change in the corporate income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(884,984)	$(933,770)
Net cash used in investing activities	(144,076)	(153,059)
Net cash provided by financing activities	880,000	1,081,875
Net decrease in cash	$(149,060)	$(4,954)

Net Cash Used in Operating Activities

Net cash used in operating activities in the 2018 Period resulted primarily from a net loss of $1,518,182, an increase in accounts receivable of $124,257 and a decrease in accrued expenses and other current liabilities of $28,425, partially offset by an increase in accounts payable by $413,832, share-based compensation of $228,092, depreciation and amortization of $80,263 and an increase in deferred revenues of $38,961.

Net cash used in operating activities in the 2017 Period resulted primarily from a net loss of $925,910, earnings from non-monetary transfer to joint venture of $136,842 and a decrease in accrued expenses and other current liabilities of $46,559, partially offset by an increase in deferred revenues of $102,349, depreciation and amortization of $62,730, and an increase in accounts payable of $39,094.

Net Cash Used in Investing Activities

Net cash used in investing activities in the 2018 Period resulted primarily from the capitalization of software development costs of $134,357.

Net cash used in investing activities in the 2017 Period resulted primarily from the capitalization of software development costs of $95,573 and purchases of property and equipment of $60,260.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the 2018 Period resulted from proceeds of $670,000 from the sale of convertible promissory notes and $210,000 from the sale of Units consisting of common shares and warrants.

Net cash provided by financing activities in the 2017 Period resulted from proceeds of $705,000 from the sale of convertible promissory notes and proceeds from the sale of treasury shares of $386,875.

Liquidity and Capital Resource Considerations

Historically, our primary source of liquidity is proceeds from issuances of debt and equity securities. The primary uses of cash are payroll and related expenses, data costs, referral fees and commissions, professional fees, merchant fees, software development costs and insurance.

During 2018 to date, we issued convertible promissory notes in exchange for aggregate cash proceeds of $670,000 of which $650,000 and $20,000 of the notes are convertible into shares of our common stock at any time from the date of issuance through the respective maturity date at the option of the holder at a fixed conversion price of $1.25 and $1.50 per share, respectively. The notes bear interest at 10% per annum and require quarterly interest payments through maturity. As an inducement to enter into the April 2018 convertible promissory notes payable agreements, the holders were issued 5-year warrants to purchase an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring in April 2023. The fair value of the warrants and associated beneficial conversion right is being treated as a discount to the face value of the promissory notes and amortized to interest expense over the original term of the convertible promissory notes.

In June 2018, the Company began its efforts to raise up to $990,000 from a private placement, to accredited investors, of up to 66 Units at a price of $15,000 per Unit, each Unit consisting of: (i) 10,000 shares of the Company's common stock; and (ii) 2,500 five-year warrants to purchase shares of common stock at an exercise price of $2.50 per share. From commencement of the offering through today, the Company sold 14 Units (comprising 140,000 common shares and 35,000 five-year warrants to purchase shares of common stock at an exercise price of $2.50 per share) to various investors for gross proceeds of $210,000.

On October 19, 2018, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “Agreement”) whereby the Company obtained an advance of $160,000 against future revenues of $219,200 (the “Purchased Amount”). On October 24, 2018, net proceeds of $158,400 were received (net of a 1% origination fee). The Agreement requires weekly debits, every Wednesday, in the amount of $7,014 until the Purchased Amount has been paid. The Agreement is personally guaranteed by the Company’s Chief Executive Officer.

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

Required Capital Over the Next Fiscal Year

As of November 2, 2018, we had a cash balance of approximately $100,000. Given our current cash on hand and the growth in our revenues, we believe that we do not have sufficient cash on hand to allow us to implement our long-term business plan and we believe we will need to raise at least $250,000 to be able to fund operations for the remainder of 2018. For 2019, we believe we will need to raise an additional $1,000,000 to $1,500,000 to have sufficient cash to allow us to continue to implement our long-term business plan.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2018, to the date of this Form 10-Q, we sold the securities below. The securities were offered and sold in reliance upon the exemption from registration contained in Rule 506(c) of the Securities Act of 1933, as amended (the “Securities Act”). We believed that Rule 506(c) was available because each investor was an accredited investor as defined by Rule 501 of Regulation D of the Securities Act.

Note Offerings

•	On August 1, 2018, we sold a $20,000 convertible promissory note to one (1) accredited investor. The note bears interest at the rate of 10% per annum. The principal and interest due under the note are convertible at the option of the holder into our common stock at the price of $1.50 per share in whole or in part at any time until the earlier of: (i) repayment of the note; or (ii) the maturity date of the note.

•	On October 6, 2018, we sold a $50,000 promissory note to one (1) accredited investor. The note has a maturity date of February 6, 2019. The note bears interest at the rate of 30% per annum and requires principal and interest to be paid at maturity.

2018 Unit Offering

From July 5, 2018 to July 30, 2018, we sold 9 Units to five (5) accredited investors at the price of $15,000 per Unit or an aggregate of $135,000. Each Unit consists of: (i) 10,000 shares of the Company's common stock; and (ii) 2,500 five-year warrants to purchase shares of common stock at an exercise price of $2.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FRAUD PROTECTION NETWORK, INC.

Dated: November 5, 2018	By:	/s/ Edward Margolin
Edward Margolin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Hexter
David Hexter
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.6	Agreement with C6 Capital Funding LLC				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

_________

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

